Form 10-K/A
HOUSEHOLD AUTOMOTIVE TRUST III SERIES 1999-1
filed 2000-05-05
CIK 1091680

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549


                          FORM 10-K/A


     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 1999


Purpose: To supplement in part Part IV, Item 14(c) of Company's previously filed Form 10-K in order to file as an exhibit the Annual Servicing Report of Company's
          Independent Public Accountants.


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




Date:  May 5, 2000        By: /s/ J. W. Blenke
                                 J. W. Blenke
                                 Assistant Secretary

                            Exhibit Index

Exhibit No.    Exhibit

99             Copy of Independent Public Accountants Annual
               Servicing Report dated April April 26, 2000.